Form 10-K
period 2002-12-31
CNH CAPITAL RECEIVABLES INC
filed 2003-04-24
CIK 1115252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-98887

CNH Capital Receivables Inc.

(Exact name of registrant as specified in its charter)

Delaware	39-1995297
(State of incorporation)	(I.R.S. Employer Identification No.)

100 South Saunders Road Lake Forest, Illinois	60045
(Address of principal executive offices)	(Zip Code)

(847) 735-9200
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  None.

Securities registered pursuant to section 12(g) of the Act: None.

PART I

This Annual Report on Form 10-K (the “Report”) is filed with respect to the CNH Equipment Trust 2000-B, CNH Equipment Trust 2001-A, CNH Equipment Trust 2001-B, CNH Equipment Trust 2002-A and CNH Equipment Trust 2002-B (collectively, the “Trusts”), statutory trusts formed under the laws of the State of Delaware pursuant to the following Trust Agreements.

On September 1, 2000, CNH Equipment Trust 2000-B (“2000-B Trust”) was formed between CNH Capital Receivables Inc. (the “Seller”) and The Bank of New York, as owner trustee (the “Owner Trustee”).  The 2000-B Trust issued $977,500,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3, A-4 and B, pursuant to an Indenture dated as of September 1, 2000, between the 2000-B Trust and Bank One, National Association, as indenture trustee.  In addition, the 2000-B Trust issued $22,500,000 of asset-backed certificates.

On May 1, 2001, CNH Equipment Trust 2001-A (“2001-A Trust”) was formed between the Seller and The Bank of New York, as owner trustee.  The 2001-A Trust issued $879,750,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3, A-4 and B, pursuant to an Indenture dated as of May 1, 2001, between the 2001-A Trust and Bank One, National Association, as indenture trustee.  In addition, the 2001-A Trust issued $20,250,000 of asset-backed certificates.

On November 1, 2001, CNH Equipment Trust 2001-B (“2001-B Trust”) was formed between the Seller and The Bank of New York, as owner trustee.  The 2001-B Trust issued $998,229,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3, A-4 and B, pursuant to an Indenture dated as of November 1, 2001, between the 2001-B Trust and Bank One, National Association, as indenture trustee.  In addition, the 2001-B Trust issued $22,977,425 of asset-backed certificates.

On March 1, 2002, CNH Equipment Trust 2002-A (“2002-A Trust”) was formed between the Seller and The Bank of New York, as owner trustee.  The 2002-A Trust issued $1,000,000,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3, A-4, B and C, pursuant to an Indenture dated as of March 1, 2002, between the 2002-A Trust and Bank One, National Association, as indenture trustee.  In addition, the 2002-A Trust issued equity certificates with a face amount of $0.

On November 1, 2002, CNH Equipment Trust 2002-B (“2002-B Trust”) was formed between the Seller and The Bank of New York, as owner trustee.  The 2002-B Trust issued $1,067,000,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3, A-4 and B, pursuant to an Indenture dated as of November 1, 2002, between the 2002-B Trust and JP Morgan Chase Bank, as indenture trustee.  In addition, the 2002-B Trust issued $33,000,000 of asset-backed certificates.

The Trusts’ asset-backed notes and asset-backed certificates will collectively be referred to as the “Notes” and the “Certificates,” respectively.  The Seller has retained all the Certificates.

Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the letter relief, dated August 17, 1993, granted by the staff of the SEC to Tenneco Credit Corporation (“TCC”) referencing the Case Equipment Loan Trust 1992-A (the “Relief Letter”). TCC is a predecessor entity to one of the Seller’s affiliates.

Item 1.  Business

Not applicable in reliance on the Relief Letter.

Item 2.  Properties

Refer to the Officers’ Certificate as to Compliance for the Trusts attached as Exhibit 99.3.

Item 3.  Legal Proceedings

There were no material legal proceedings involving the Trusts, or to the extent relating to the Trusts, the Seller, Case Credit Corporation (the “Servicer”) or the Owner Trustee, which were pending at December 31, 2002, or as of the date of this report, other than ordinary routine litigation incidental to the Servicer’s duties under the Servicing Agreements.

Item 4.  Submission of Matters to a Vote of Security Holders

No votes or consents of Noteholders were solicited during fiscal year 2002 for any purpose.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Since the Registrant has retained all of the Certificates, there is no market for the Certificates.

Since the Trusts pay no dividends with respect to the Certificates, the information required by Item 201 of Regulation S-K regarding dividends is inapplicable to the Registrant.  See Item 15 for information with respect to distributions to Noteholders.

Item 6.  Selected Financial Data

Not applicable in reliance on the Relief Letter.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Not applicable in reliance on the Relief Letter.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable in reliance on the Relief Letter.

Item 8.  Financial Statements and Supplementary Data

Not Applicable.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principals or practices or financial disclosure.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Not applicable in reliance on the Relief Letter.

Item 11.   Executive Compensation

Not applicable in reliance on the Relief Letter.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Registrant owns 100% of the Certificates issued by the Trusts, and Case Credit Corporation owns 100% of Registrant’s common stock.

Item 13.  Certain Relationships and Related Transactions

None.

Item 14.   Controls and Procedures

Not Applicable.

PART IV

Item 15.   Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)   (1)  Not applicable

(2)  Not applicable

(3)  The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)   Current Reports on Form 8-K filed during the year ending December 31, 2002:

Date	Items Reported
January 4, 2002	Monthly Servicer’s Report*
January 31, 2002	Monthly Servicer’s Report*
February 28, 2002	Monthly Servicer’s Report*
March 26, 2002	Monthly Servicer’s Report*
April 25, 2002	Monthly Servicer’s Report*
May 31, 2002	Monthly Servicer’s Report*
June 25, 2002	Monthly Servicer’s Report*
July 24, 2002	Monthly Servicer’s Report*
August 16, 2002	Monthly Servicer’s Report*
September 19, 2002	Monthly Servicer’s Report*
October 17, 2002	Monthly Servicer’s Report*
November 26, 2002	Monthly Servicer’s Report*
December 20, 2002	Monthly Servicer’s Report*

* Incorporated by reference.

(c)   See 15(a)(3) above.

(d)   Not applicable in reliance on the Relief Letter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2003

CNH CAPITAL RECEIVABLES INC.

	By:	CASE CREDIT CORPORATION, as Servicer

	By:	/s/ WILLIAM J. McGRANE, III

William J. McGrane, III
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Director and Authorized Signatory for Case Credit Corporation)

CERTIFICATION PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Mario Ferla, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of CNH Equipment Trust 2000-B, CNH Equipment Trust 2001-A, CNH Equipment Trust 2001-B, CNH Equipment Trust 2002-A and CNH Equipment Trust 2002-B;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the Servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the Servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the Servicer has fulfilled its obligations under that agreement;

5. The reports disclose all significant deficiencies relating to the Servicer’s compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

March 31, 2003
	By:	/s/ MARIO FERLA

Mario Ferla
Chief Executive Officer and Chief Operating Officer
(Principal Executive and Operations Officer and Director and Authorized Signatory for Case Credit Corporation)

CERTIFICATION PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, William J. McGrane III, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of CNH Equipment Trust 2000-B, CNH Equipment Trust 2001-A, CNH Equipment Trust 2001-B, CNH Equipment Trust 2002-A and CNH Equipment Trust 2002-B;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the Servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the Servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the Servicer has fulfilled its obligations under that agreement;

5. The reports disclose all significant deficiencies relating to the Servicer’s compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

March 31, 2003
	By:	/s/ WILLIAM J. McGRANE, III

William J. McGrane, III
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Director and Authorized Signatory for Case Credit Corporation)

EXHIBIT INDEX

Exhibit 99.1:	Management’s Assertion Concerning Compliance.

Exhibit 99.2:	Independent Auditors’ Report.

Exhibit 99.3:	Officer’s Certificate as to Compliance.