Form 10-K
period 2006-12-31
CNH CAPITAL RECEIVABLES LLC; CNH Equipment Trust 2006-B
filed 2007-03-30
CIK 1115252, 1373800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number of issuing entity:  333-130656-02

CNH EQUIPMENT TRUST 2006-B

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor:  333-130656

CNH CAPITAL RECEIVABLES LLC

(Exact name of depositor as specified in its charter)

CNH CAPITAL AMERICA LLC

(Exact name of sponsor as specified in its charter)

Delaware	20-5497676
(State or other jurisdiction of incorporation or organization of the issuing entity)	(I.R.S. Employer Identification No.)

c/o The Bank of New York (Delaware)
White Clay Center, Route 273
Newark, Delaware	19711
(Address of principal executive offices of issuing entity)	(Zip Code)

(302) 283-8079

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).:
Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

PART I

CNH Equipment Trust 2006-B (the “Trust”) is a trust established under the laws of the State of Delaware by the Trust Agreement dated September 1, 2006 between CNH Capital Receivables LLC (the “Seller”), and The Bank of New York, as owner trustee.  New Holland Credit Company, LLC, (the “Servicer”), is the Servicer under a Sale and Servicing Agreement (the “Sale and Servicing Agreement”) dated as of September 1, 2006 among the Servicer, the Seller and the Trust.  The Trust issued $1,300,000,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3, A-4 and B (the “Notes”), pursuant to an Indenture dated as of September 1, 2006, between the Trust and JPMorgan Chase Bank, as indenture trustee.  On October 1, 2006, The Bank of New York Trust Company, N.A. became the successor Indenture Trustee, as described in the registrant’s Form 8-K filed on October 5, 2006.

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1.                               Business.

Item 1A.                          Risk Factors.

Item 2.                               Properties.

Item 3.                               Legal Proceedings.

Item 4.                               Submission of Matters to a Vote of Security Holders.

Item 1B.                          Unresolved Staff Comments.

Not Applicable.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5.                               Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6.                               Selected Financial Data.

Item 7.                               Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.                          Quantitative and Qualitative Disclosures About Market Risk.

Item 8.                               Financial Statements and Supplementary Data.

Item 9.                               Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 9A.                          Controls and Procedures.

Item 9B.                          Other Information.

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10.                        Directors, Executive Officers and Corporate Governance.

Item 11.                        Executive Compensation.

Item 12.                        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.                        Certain Relationships and Related Transactions, and Director Independence.

Item 14.                        Principal Accountant Fees and Services.

PART IV

Item 15.                        Exhibits and Financial Statements Schedules.

(a)      (1)          Not applicable.

(2)          Not applicable.

(3)          The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)     Exhibits.

Exhibit Number	Description

Exhibit 3.1:	Certificate of Formation of CNH Capital Receivables LLC (Filed as Exhibit 3(a) to registrant’s Form S-3 filed on December 23, 2005, and incorporated herein by reference).

Exhibit 3.2:	Limited Liability Company Agreement of CNH Capital Receivables LLC (Filed as Exhibit 3(b) to registrant’s Form S-3 filed on December 23, 2005, and incorporated herein by reference).

Exhibit 4.1:

Indenture, dated as of September 1, 2006, between CNH Equipment Trust 2006-B and JPMorgan Chase Bank, N.A., as indenture trustee (Filed as  Exhibit 4.1 of the Trust’s Current Report on Form 8-K filed on September 25, 2006, and incorporated herein by reference).

Exhibit 4.2:

Trust Agreement, dated as of September 1, 2006, between CNH Capital Receivables LLC and The Bank of New York, as trustee (Filed as  Exhibit 4.2 of the Trust’s Current Report on Form 8-K filed on September 25, 2006, and incorporated herein by reference).

Exhibit 4.3:

Co-Trustee Agreement, dated as of September 1, 2006, between The Bank of New York and The Bank of New York (Delaware) (Filed as Exhibit 4.3 of the Trust’s Current Report on Form 8-K filed on September 25, 2006, and incorporated herein by reference).

Exhibit 4.4:

Sale and Servicing Agreement, dated as of September 1, 2006, among CNH Capital Receivables LLC, New Holland Credit Company, LLC and CNH Equipment Trust 2006-B (Filed as  Exhibit 4.4 of the Trust’s Current Report on Form 8-K filed on September 25, 2006, and incorporated herein by reference).

Exhibit 4.5:

Purchase Agreement, dated as of September 1, 2006, between CNH Capital America LLC and CNH Capital Receivables LLC (Filed as  Exhibit 4.5 of the Trust’s Current Report on Form 8-K filed on September 25, 2006, and incorporated herein by reference).

Exhibit 4.6:

Administration Agreement, dated as of September 1, 2006, among CNH Equipment Trust 2006-B, New Holland Credit Company, LLC, JPMorgan Chase Bank, N.A. and The Bank of New York (Filed as  Exhibit 4.6 of the Trust’s Current Report on Form 8-K filed on September 25, 2006, and incorporated herein by reference).

Exhibit 4.7:

Backup Servicing Agreement, dated as of September 1, 2006, among CNH Capital Receivables LLC, New Holland Credit Company, LLC, CNH Equipment Trust 2006-B and Systems & Services Technologies, Inc. (Filed as  Exhibit 4.7 of the Trust’s Current Report on Form 8-K filed on September 25, 2006, and incorporated herein by reference).

Exhibit 4.8:

ISDA Master Agreement (Class A-4 Notes), dated as of September 19, 2006, between Bank of America, N.A. and CNH Equipment Trust 2006-B (Filed as  Exhibit 4.8 of the Trust’s Current Report on Form 8-K filed on September 25, 2006, and incorporated herein by reference).

Exhibit 4.9:

Confirmation (Class A-4 Notes) to ISDA Master Agreement, dated as of September 19, 2006, between CNH Equipment Trust 2006-B and Bank of America, N.A. (Filed as  Exhibit 4.9 of the Trust’s Current Report on Form 8-K filed on September 25, 2006, and incorporated herein by reference).

Exhibit 4.10:

Schedule (Class A-4 Notes) to the ISDA Master Agreement, dated as of September 19, 2006, between CNH Equipment Trust 2006-B and Bank of America, N.A. (Filed as  Exhibit 4.10 of the Trust’s Current Report on Form 8-K filed on September 25, 2006, and incorporated herein by reference).

Exhibit 10.1:

Underwriting Agreement, dated September 7, 2006, among CNH Capital Receivables LLC, CNH Capital America LLC, Deutsche Bank Securities Inc. and Banc of America Securities LLC, as representatives of the underwriters (Filed as Exhibit 1.1 of the Trust’s Current Report on Form 8-K filed on September 25, 2006, and incorporated herein by reference).

Exhibit 31.1:	Section 302 Certification.

Exhibit 33.1:	Certification Regarding Compliance with Applicable Servicing Criteria (New Holland Credit Company, LLC).

Exhibit 33.2:	Management’s Report on Assessment of Compliance with Applicable Servicing Criteria (JPMorgan Chase Bank, N.A.) (Addressing period prior to October 1, 2006).

Exhibit 33.3:	Assertion of Compliance with Applicable Servicing Criteria (The Bank of New York Trust Company, N.A.).

Exhibit 33.4:	Management’s Report on Assessment of Compliance with Applicable Servicing Criteria (JPMorgan Chase Bank, N.A.) (Addressing period from October 1, 2006 through December 31, 2006).

Exhibit 34.1:	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2:	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers) (Addressing period prior to October 1, 2006).

Exhibit 34.3:	Report of Independent Registered Public Accounting Firm (Ernst & Young).

Exhibit 34.4	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers) (Addressing period from October 1, 2006 through December 31, 2006).

Exhibit 35.1:	Servicing Compliance Statement of New Holland Credit Company, LLC.

(c)      Omitted.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB.  Significant Obligor Financial Information.

No obligor relating to the pool assets held by the issuing entity is a “significant obligor” as that term is defined in Regulation AB.

Item 1114(b)(2) of Regulation AB:  Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.

Based on the standards set forth in Item 1114(b)(2) of Regulation AB, no information is required in response to this Item.

Item 1115(b) of Regulation AB:  Certain Derivatives Instruments.

Based on the standards set forth in Item 1115(b) of Regulation AB, no information is required in response to this Item.

Item 1117 of Regulation AB.  Legal Proceedings.

The registrant knows of no material pending legal proceedings or material legal proceedings contemplated by governmental authorities.

Item 1119 of Regulation AB.  Affiliates and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119 because such information has been previously provided as permitted by the Instructions to Item 1119.

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of New Holland Credit Company, LLC (“NHCC”), JPMorgan Chase Bank, National Association (“JPM”), and The Bank of New York Trust Company, N.A. (“BNY”) (each, a “Servicing Participant”) have been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Trust.  Each of the Servicing Participants has completed a report on assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”).  The Report on Assessment provided by NHCC and the Report on Assessment provided by BNY are each as of December 31, 2006 and for a period consisting of the twelve months ended December 31, 2006.  JPM has provided two reports to cover the twelve month period ended December 31, 2006, one Report on Assessment as of September 30, 2006 and for a period from January 1, 2006 through September 30, 2006 (the “First JPM Report”), and a second Report on Assessment as of December 31, 2006 and for a period from October 1, 2006 through December 31, 2006 (the “Second JPM Report”).  The Second JPM Report was provided by JPM solely due to the limited activities it performed as described in the Second JPM Report following the sale of select portions of its corporate trust business to BNY.  Each Report on Assessment is attached as an exhibit to this Form 10-K.

In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by an independent registered public accounting firm regarding its related Report on Assessment.  Each Attestation Report is attached as an exhibit to this Form 10-K.

None of the Reports on Assessment or the related Attestation Reports have identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant, except as set forth in the following two paragraphs.

The NHCC Report on Assessment and related Attestation Report each identify the following two material instances of noncompliance by NHCC with the servicing criteria applicable to NHCC as described in the NHCC Report on Assessment:

Regulation AB Item 1122(d)(2)(vii):  Certain related bank clearing account reconciliations were not being prepared within thirty calendar days after the bank statement cutoff date and contained reconciling items that had not been resolved within ninety days of their original identification.  Certain system data unavailability caused several reconciliations to be completed beyond the 30 day timeframe.  The Company has implemented various escalation processes designed to increase the certainty that data is made available on a timely basis and does not cause a delay in the reconciliation process.  The Company initiated a project which will result in tighter controls on the enforcement of the 30 day completion policy and which is designed to increase the certainty that reconciling items are cleared within 90 days of original identification.

Regulation AB Item 1122(d)(4)(iii):  Certain removals from the asset pool were not being made in accordance with certain requirements of the transaction agreements.  Two receivables with respect to which there was a breach of representation and warranty at the time of sale were repurchased from the related trust upon discovery of the breach.  The Company failed to provide the Indenture Trustee notice of the breach.  The Company initiated a process that is designed to increase the certainty that there will be timely notice to the Indenture Trustee for any breach that would require a repurchase.

The First JPM Report and related Attestation Report each identify the following two material instances of noncompliance by JPM with the servicing criteria applicable to JPM described in the First JPM Report:

Regulation AB Item 1122(d)(3)(i): Certain monthly investor reports omitted information required by the transaction agreements and/or contained errors in the information presented.

Regulation AB Item 1122(d)(3)(ii): Certain monthly investor distributions contained errors as to amounts due to certain investors.

JPM has stated in its Report on Assessment that the errors and omissions were corrected and that appropriate measures were taken to avoid similar errors and omissions.

Item 1123 of Regulation AB.  Servicer Compliance Statement.

A Servicer Compliance Statement from an officer of New Holland Credit Company, LLC is included as an exhibit to this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2007

CNH EQUIPMENT TRUST 2006-B

By:	New Holland Credit Company, LLC, as Servicer

By:	/s/ Brian J. O’Keane

Name:	Brian J. O’Keane
Title:	Treasurer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy materials have been sent to securityholders and the registrant does not intend to furnish such report or proxy materials to securityholders subsequent to the filing of this Annual Report on Form 10-K.

CNH EQUIPMENT TRUST 2006-B

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 3.1:	Certificate of Formation of CNH Capital Receivables LLC (Filed as Exhibit 3(a) to registrant’s Form S-3 filed on December 23, 2005, and incorporated herein by reference).

Exhibit 3.2:	Limited Liability Company Agreement of CNH Capital Receivables LLC (Filed as Exhibit 3(b) to registrant’s Form S-3 filed on December 23, 2005, and incorporated herein by reference).

Exhibit 4.1:

Indenture, dated as of September 1, 2006, between CNH Equipment Trust 2006-B and JPMorgan Chase Bank, N.A., as indenture trustee (Filed as Exhibit 4.1 of the Trust’s Current Report on Form 8-K filed on September 25, 2006, and incorporated herein by reference).

Exhibit 4.2:

Trust Agreement, dated as of September 1, 2006, between CNH Capital Receivables LLC and The Bank of New York, as trustee (Filed as Exhibit 4.2 of the Trust’s Current Report on Form 8-K filed on September 25, 2006, and incorporated herein by reference).

Exhibit 4.3:

Co-Trustee Agreement, dated as of September 1, 2006, between The Bank of New York and The Bank of New York (Delaware) (Filed as Exhibit 4.3 of the Trust’s Current Report on Form 8-K filed on September 25, 2006, and incorporated herein by reference).

Exhibit 4.4:

Sale and Servicing Agreement, dated as of September 1, 2006, among CNH Capital Receivables LLC, New Holland Credit Company, LLC and CNH Equipment Trust 2006-B (Filed as Exhibit 4.4 of the Trust’s Current Report on Form 8-K filed on September 25, 2006, and incorporated herein by reference).

Exhibit 4.5:

Purchase Agreement, dated as of September 1, 2006, between CNH Capital America LLC and CNH Capital Receivables LLC (Filed as Exhibit 4.5 of the Trust’s Current Report on Form 8-K filed on September 25, 2006, and incorporated herein by reference).

Exhibit 4.6:

Administration Agreement, dated as of September 1, 2006, among CNH Equipment Trust 2006-B, New Holland Credit Company, LLC, JPMorgan Chase Bank, N.A. and The Bank of New York (Filed as Exhibit 4.6 of the Trust’s Current Report on Form 8-K filed on September 25, 2006, and incorporated herein by reference).

Exhibit 4.7:

Backup Servicing Agreement, dated as of September 1, 2006, among CNH Capital Receivables LLC, New Holland Credit Company, LLC, CNH Equipment Trust 2006-B and Systems & Services Technologies, Inc. (Filed as Exhibit 4.7 of the Trust’s Current Report on Form 8-K filed on September 25, 2006, and incorporated herein by reference).

Exhibit 4.8:

ISDA Master Agreement (Class A-4 Notes), dated as of September 19, 2006, between Bank of America, N.A. and CNH Equipment Trust 2006-B (Filed as Exhibit 4.8 of the Trust’s Current Report on Form 8-K filed on September 25, 2006, and incorporated herein by reference).

Exhibit 4.9:

Confirmation (Class A-4 Notes) to ISDA Master Agreement, dated as of September 19, 2006, between CNH Equipment Trust 2006-B and Bank of America, N.A. (Filed as Exhibit 4.9 of the Trust’s Current Report on Form 8-K filed on September 25, 2006, and incorporated herein by reference).

Exhibit 4.10:

Schedule (Class A-4 Notes) to the ISDA Master Agreement, dated as of September 19, 2006, between CNH Equipment Trust 2006-B and Bank of America, N.A. (Filed as Exhibit 4.10 of the Trust’s Current Report on Form 8-K filed on September 25, 2006, and incorporated herein by reference).

Exhibit 10.1

Underwriting Agreement, dated September 7, 2006, among CNH Capital Receivables LLC, CNH Capital America LLC, Deutsche Bank Securities Inc. and Banc of America Securities LLC, as representatives of the underwriters (Filed as Exhibit 1.1 of the Trust’s Current Report on Form 8-K filed on September 25, 2006, and incorporated herein by reference).

Exhibit 31.1:	Section 302 Certification.

Exhibit 33.1:	Certification Regarding Compliance with Applicable Servicing Criteria (New Holland Credit Company, LLC).

Exhibit 33.2:	Management’s Report on Assessment of Compliance with Applicable Servicing Criteria (JPMorgan Chase Bank, N.A.) (Addressing period prior to October 1, 2006).

Exhibit 33.3:	Assertion of Compliance with Applicable Servicing Criteria (The Bank of New York Trust Company, N.A.).

Exhibit 33.4:	Management’s Report on Assessment of Compliance with Applicable Servicing Criteria (JPMorgan Chase Bank, N.A.) (Addressing period from October 1, 2006 through December 31, 2006).

Exhibit 34.1:	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2:	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers) (Addressing period prior to October 1, 2006).

Exhibit 34.3:	Report of Independent Registered Public Accounting Firm (Ernst & Young).

Exhibit 34.4	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers) (Addressing period from October 1, 2006 through December 31, 2006).

Exhibit 35.1:	Servicing Compliance Statement of New Holland Credit Company, LLC.