Form 10-K
period 2008-12-31
CNH CAPITAL RECEIVABLES LLC; CNH Equipment Trust 2008-A
filed 2009-03-30
CIK 1115252, 1428525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number of issuing entity: 333-130656-06

CNH EQUIPMENT TRUST 2008-A

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-130656

CNH CAPITAL RECEIVABLES LLC

(Exact name of depositor as specified in its charter)

CNH CAPITAL AMERICA LLC

(Exact name of sponsor as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization of the issuing entity)

26-6262609 (CNH Equipment Trust 2008-A)

39-1995297 (CNH Capital Receivables LLC)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

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

None.

PART I

CNH Equipment Trust 2008-A (the “Trust”) is a trust established under the laws of the State of Delaware by the Trust Agreement dated March 1, 2008 between CNH Capital Receivables LLC (the “Seller”), and Wilmington Trust Company, as trustee. New Holland Credit Company, LLC, (the “Servicer”), is the Servicer under a Sale and Servicing Agreement (the “Sale and Servicing Agreement”) dated as of April 1, 2008 among the Servicer, the Seller and the Trust. The Trust issued $497,957,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3, A-4a, A-4b (collectively, the “Class A Notes”) and B (together with the Class A Notes, the “Notes”), pursuant to an Indenture dated as of April 1, 2008, between the Trust and The Bank of New York Trust Company, N.A., as indenture trustee. Only the Class A Notes were publicly offered.  The Class B Notes were acquired by an affiliate of the Seller, and the Seller initially retained ownership of the certificates representing the ownership interest in the Trust (the “Certificates”).

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1.	Business.

Item 1A.	Risk Factors.

Item 2.	Properties.

Item 3.	Legal Proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 1B.	Unresolved Staff Comments. Not Applicable.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6.	Selected Financial Data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Item 9.	Changes in and Disagreements With Accountants on Accounting and

Financial Disclosure.

Item 9A.	Controls and Procedures.

Item 9A(T).	Controls and Procedures.

Item 9B.	Other Information. None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services.

PART IV

Item 15.	Exhibits and Financial Statements Schedules.

(a)	(1) Not applicable.

(2) Not applicable.

(3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b) Exhibits.

Exhibit Number	Description

Exhibit 3.1:	Certificate of Formation of CNH Capital Receivables LLC (Filed as Exhibit 3(a) to registrant’s Form S-3 filed on December 23, 2005, and incorporated herein by reference).

Exhibit 3.2:	Limited Liability Company Agreement of CNH Capital Receivables LLC (Filed as Exhibit 3(b) to registrant’s Form S-3 filed on December 23, 2005, and

Exhibit Number	Description
incorporated herein by reference).

Exhibit 4.1:

Indenture, dated as of April 1, 2008, between CNH Equipment Trust 2008-A and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.1 of the Trust’s Current Report on Form 8-K filed on April 22, 2008, and incorporated herein by reference).

Exhibit 4.2:

Trust Agreement, dated as of March 1, 2008, among CNH Capital Receivables LLC and Wilmington Trust Company, as trustee (Filed as Exhibit 4.2 of the Trust’s Current Report on Form 8-K filed on April 22, 2008, and incorporated herein by reference).

Exhibit 4.3:

Sale and Servicing Agreement, dated as of April 1, 2008, among CNH Capital Receivables LLC, New Holland Credit Company, LLC and CNH Equipment Trust 2008-A (Filed as Exhibit 4.3 of the Trust’s Current Report on Form 8-K filed on April 22, 2008, and incorporated herein by reference).

Exhibit 4.4:

Purchase Agreement, dated as of April 1, 2008, between CNH Capital Receivables LLC and CNH Capital America LLC (Filed as Exhibit 4.4 of the Trust’s Current Report on Form 8-K filed on April 22, 2008, and incorporated herein by reference).

Exhibit 4.5:

Administration Agreement, dated as of April 1, 2008, among New Holland Credit Company, LLC, CNH Equipment Trust 2008-A, Wilmington Trust Company and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.5 of the Trust’s Current Report on Form 8-K filed on April 22, 2008, and incorporated herein by reference).

Exhibit 4.6:

Backup Servicing Agreement, dated as of April 1, 2008, among CNH Capital Receivables LLC, New Holland Credit Company, LLC, CNH Equipment Trust 2008-A and Systems and Services Technologies, Inc. (Filed as Exhibit 4.6 of the Trust’s Current Report on Form 8-K filed on April 22, 2008, and incorporated herein by reference).

Exhibit 4.7:

ISDA Master Agreement, dated as of April 18, 2008, between BNP Paribas S.A. and CNH Equipment Trust 2008-A (Filed as Exhibit 4.7 of the Trust’s Current Report on Form 8-K filed on April 22, 2008, and incorporated herein by reference).

Exhibit 4.8:

Confirmation (Class A-2 Notes) to ISDA Master Agreement, dated as of April 18, 2008, between CNH Equipment Trust 2008-A and BNP Paribas S.A. (Filed as Exhibit 4.8 of the Trust’s Current Report on Form 8-K filed on April 22, 2008, and incorporated herein by reference).

Exhibit Number	Description
Exhibit 4.9:

Confirmation (Class A-4 Notes) to ISDA Master Agreement, dated as of April 18, 2008, between CNH Equipment Trust 2008-A and BNP Paribas S.A. (Filed as Exhibit 4.9 of the Trust’s Current Report on Form 8-K filed on April 22, 2008, and incorporated herein by reference).

Exhibit 4.10:

Schedule to the Master Agreement, dated as of April 18, 2008, between CNH Equipment Trust 2008-A and BNP Paribas S.A. (Filed as Exhibit 4.10 of the Trust’s Current Report on Form 8-K filed on April 22, 2008, and incorporated herein by reference).

Exhibit 4.11:

ISDA Credit Support Annex to the Schedule to the ISDA Master Agreement, dated as of April 18, 2008, between BNP Paribas S.A. and CNH Equipment Trust 2008-A (Filed as Exhibit 4.11 of the Trust’s Current Report on Form 8-K filed on April 22, 2008, and incorporated herein by reference).

Exhibit 10.1:

Underwriting Agreement, dated as of April 10, 2008, among CNH Capital America LLC, CNH Capital Receivables LLC, Banc of America Securities LLC and BNP Paribas Securities Corp. (Filed as Exhibit 1.1 of the Trust’s Current Report on Form 8-K filed on April 22, 2008, and incorporated herein by reference).

Exhibit 31.1:	Section 302 Certification.

Exhibit 33.1:	Certification Regarding Compliance with Applicable Servicing Criteria (New Holland Credit Company, LLC).

Exhibit 33.2:	Assertion of Compliance with Applicable Servicing Criteria (The Bank of New York Mellon Trust Company, N.A., f/k/a The Bank of New York Trust Company, N.A.).

Exhibit 34.1:	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2:	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1:	Servicing Compliance Statement of New Holland Credit Company, LLC.

(c)           Omitted.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligor Financial Information.

No obligor relating to the pool assets held by the issuing entity is a “significant obligor” as that term is defined in Regulation AB.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.

Based on the standards set forth in Item 1114(b)(2) of Regulation AB, no information is required in response to this Item.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of New Holland Credit Company, LLC (“NHCC”) and The Bank of New York Mellon Trust Company, N.A. (“BNY”) (each, a “Servicing Participant”) have been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Trust. Each of the Servicing Participants has completed a report on assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”). The Report on Assessment provided by NHCC and the Report on Assessment provided by BNY are dated as of March 30, 2009 and February 27, 2009, respectively, and for a period consisting of the twelve months ended December 31, 2008. Each Report on Assessment is attached as an exhibit to this Form 10-K.

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

Regulation AB Item 1122(d)(2)(vii): Certain custodial account and related bank clearing account reconciliations were not being prepared within thirty calendar days after the bank statement cutoff date and contained reconciling items that had not been resolved within ninety days of their original identification. Temporary internal delays in the availability of certain information caused certain reconciliations to be completed beyond the 30 day timeframe. NHCC believes the issue has been resolved.  The items not cleared in 90 days resulted from the volume of transactions processed through the accounts.  NHCC has ongoing initiatives designed to increase the certainty that account reconciliations are prepared within 30 calendar days after the bank statement cutoff date and that reconciling items are cleared within 90 days of original identification.

The BNY Report on Assessment and related Attestation Report each identify the following material instance of noncompliance by BNY with the servicing criteria applicable to BNY identified in the BNY Report on Assessment:

With respect to Regulation AB Item 1122(d)(2)(i) (which contemplates that payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days of receipt, or such other number of days specified in the transaction agreements, the registrant and NHCC were informed by BNY that:

During the reporting period, certain payments on pool assets were not deposited into the appropriate segregated custodial bank account within the time frame required by the related transaction documents.  The segregated account for each specified series of securities was in existence prior to the time the deposits were to be made into such account but such account was not utilized in all instances by the Trustee as stated above. However, payments related to each specified series of securities were timely remitted to the investors in such series. Existing procedures have been reviewed with staff to enable future payments to be deposited into the segregated account for each specified series within the applicable time frames.

Neither we nor NHCC have independently verified the accuracy of BNY’s assertions or the adequacy of its remediation efforts; however, the registrant has been informed by BNY that the above instance of noncompliance by BNY was not in connection with the activities BNY performed relating to the CNH Equipment Trust 2008-A transaction.

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

March 30, 2009

CNH EQUIPMENT TRUST 2008-A

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

CNH EQUIPMENT TRUST 2008-A

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

Exhibit 4.1:

Indenture, dated as of April 1, 2008, between CNH Equipment Trust 2008-A and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.1 of the Trust’s Current Report on Form 8-K filed on April 22, 2008, and incorporated herein by reference).

Exhibit 4.2:

Trust Agreement, dated as of March 1, 2008, among CNH Capital Receivables LLC and Wilmington Trust Company, as trustee (Filed as Exhibit 4.2 of the Trust’s Current Report on Form 8-K filed on April 22, 2008, and incorporated herein by reference).

Exhibit 4.3:

Sale and Servicing Agreement, dated as of April 1, 2008, among CNH Capital Receivables LLC, New Holland Credit Company, LLC and CNH Equipment Trust 2008-A (Filed as Exhibit 4.3 of the Trust’s Current Report on Form 8-K filed on April 22, 2008, and incorporated herein by reference).

Exhibit 4.4:

Purchase Agreement, dated as of April 1, 2008, between CNH Capital Receivables LLC and CNH Capital America LLC (Filed as Exhibit 4.4 of the Trust’s Current Report on Form 8-K filed on April 22, 2008, and incorporated herein by reference).

Exhibit 4.5:

Administration Agreement, dated as of April 1, 2008, among New Holland Credit Company, LLC, CNH Equipment Trust 2008-A, Wilmington Trust Company and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.5 of the Trust’s Current Report on Form 8-K filed on April 22, 2008, and incorporated herein by reference).

Exhibit 4.6:

Backup Servicing Agreement, dated as of April 1, 2008, among CNH Capital Receivables LLC, New Holland Credit Company, LLC, CNH Equipment Trust 2008-A and Systems and Services Technologies, Inc. (Filed as Exhibit 4.6 of

Exhibit Number	Description
the Trust’s Current Report on Form 8-K filed on April 22, 2008, and incorporated herein by reference).

Exhibit 4.7:

ISDA Master Agreement, dated as of April 18, 2008, between BNP Paribas S.A. and CNH Equipment Trust 2008-A (Filed as Exhibit 4.7 of the Trust’s Current Report on Form 8-K filed on April 22, 2008, and incorporated herein by reference).

Exhibit 4.8:

Confirmation (Class A-2 Notes) to ISDA Master Agreement, dated as of April 18, 2008, between CNH Equipment Trust 2008-A and BNP Paribas S.A. (Filed as Exhibit 4.8 of the Trust’s Current Report on Form 8-K filed on April 22, 2008, and incorporated herein by reference).

Exhibit 4.9:

Confirmation (Class A-4 Notes) to ISDA Master Agreement, dated as of April 18, 2008, between CNH Equipment Trust 2008-A and BNP Paribas S.A. (Filed as Exhibit 4.9 of the Trust’s Current Report on Form 8-K filed on April 22, 2008, and incorporated herein by reference).

Exhibit 4.10:

Schedule to the Master Agreement, dated as of April 18, 2008, between CNH Equipment Trust 2008-A and BNP Paribas S.A. (Filed as Exhibit 4.10 of the Trust’s Current Report on Form 8-K filed on April 22, 2008, and incorporated herein by reference).

Exhibit 4.11:

ISDA Credit Support Annex to the Schedule to the ISDA Master Agreement, dated as of April 18, 2008, between BNP Paribas S.A. and CNH Equipment Trust 2008-A (Filed as Exhibit 4.11 of the Trust’s Current Report on Form 8-K filed on April 22, 2008, and incorporated herein by reference).

Exhibit 10.1:

Underwriting Agreement, dated as of April 10, 2008, among CNH Capital America LLC, CNH Capital Receivables LLC, Banc of America Securities LLC and BNP Paribas Securities Corp. (Filed as Exhibit 1.1 of the Trust’s Current Report on Form 8-K filed on April 22, 2008, and incorporated herein by reference).

Exhibit 31.1:	Section 302 Certification.

Exhibit 33.1:	Certification Regarding Compliance with Applicable Servicing Criteria (New Holland Credit Company, LLC).

Exhibit 33.2:	Assertion of Compliance with Applicable Servicing Criteria (The Bank of New York Mellon Trust Company, N.A. f/k/a The Bank of New York Trust Company, N.A.).

Exhibit 34.1:	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit Number	Description
Exhibit 34.2:	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1:	Servicing Compliance Statement of New Holland Credit Company, LLC.