Form 10-K
period 2008-12-31
CNH CAPITAL RECEIVABLES LLC; CNH Equipment Trust 2008-B
filed 2009-03-30
CIK 1115252, 1434663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

OR

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number of issuing entity: 333-130656-07

CNH EQUIPMENT TRUST 2008-B

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-130656

CNH CAPITAL RECEIVABLES LLC

(Exact name of depositor as specified in its charter)

CNH CAPITAL AMERICA LLC

(Exact name of sponsor as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization of the issuing entity)

26-6374136 (CNH Equipment Trust 2008-B)

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

None.

PART I

CNH Equipment Trust 2008-B (the “Trust”) is a trust established under the laws of the State of Delaware by the Trust Agreement dated May 1, 2008 between CNH Capital Receivables LLC (the “Seller”), and Wilmington Trust Company, as trustee. New Holland Credit Company, LLC, (the “Servicer”), is the Servicer under a Sale and Servicing Agreement (the “Sale and Servicing Agreement”) dated as of May 1, 2008 among the Servicer, the Seller and the Trust. The Trust issued $626,904,959 in aggregate principal amount of asset-backed notes, Classes A-1, A-2a, A-2b, A-3a, A-3b, A-4a, A-4b (collectively, the “Class A Notes”) and B (together with the Class A Notes, the “Notes”), pursuant to an Indenture dated as of May 1, 2008, between the Trust and The Bank of New York Trust Company, N.A., as indenture trustee. Only the Class A Notes were publicly offered.  The Class B Notes were acquired by an affiliate of the Seller, and the Seller initially retained ownership of the certificates representing the ownership interest in the Trust (the “Certificates”).

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
incorporated herein by reference).

Exhibit 4.1:

Indenture, dated as of May 1, 2008, between CNH Equipment Trust 2008-B and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.1 of the Trust’s Current Report on Form 8-K filed on May 23, 2008, and incorporated herein by reference).

Exhibit 4.2:

Trust Agreement, dated as of May 1, 2008, among CNH Capital Receivables LLC and Wilmington Trust Company, as trustee (Filed as Exhibit 4.2 of the Trust’s Current Report on Form 8-K filed on May 23, 2008, and incorporated herein by reference).

Exhibit 4.3:

Sale and Servicing Agreement, dated as of May 1, 2008, among CNH Capital Receivables LLC, New Holland Credit Company, LLC and CNH Equipment Trust 2008-B (Filed as Exhibit 4.3 of the Trust’s Current Report on Form 8-K filed on May 23, 2008, and incorporated herein by reference).

Exhibit 4.4:

Purchase Agreement, dated as of May 1, 2008, between CNH Capital Receivables LLC and CNH Capital America LLC (Filed as Exhibit 4.4 of the Trust’s Current Report on Form 8-K filed on May 23, 2008, and incorporated herein by reference).

Exhibit 4.5:

Administration Agreement, dated as of May 1, 2008, among New Holland Credit Company, LLC, CNH Equipment Trust 2008-B, Wilmington Trust Company and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.5 of the Trust’s Current Report on Form 8-K filed on May 23, 2008, and incorporated herein by reference).

Exhibit 4.6:

Backup Servicing Agreement, dated as of May 1, 2008, among CNH Capital Receivables LLC, New Holland Credit Company, LLC, CNH Equipment Trust 2008-B and Systems and Services Technologies, Inc. (Filed as Exhibit 4.6 of the Trust’s Current Report on Form 8-K filed on May 23, 2008, and incorporated herein by reference).

Exhibit 4.7:

ISDA Master Agreement, dated as of May 14, 2008, between Bank of America, N.A. and CNH Equipment Trust 2008-B (Filed as Exhibit 4.7 of the Trust’s Current Report on Form 8-K filed on May 23, 2008, and incorporated herein by reference).

Exhibit 4.8:

Confirmation (Class A-2b Notes) to ISDA Master Agreement, dated as of May 22, 2008, between CNH Equipment Trust 2008-B and Bank of America, N.A. (Filed as Exhibit 4.8 of the Trust’s Current Report on Form 8-K filed on May 23, 2008, and incorporated herein by reference).

Exhibit Number	Description
Exhibit 4.9:

Confirmation (Class A-3b Notes) to ISDA Master Agreement, dated as of May 22, 2008, between CNH Equipment Trust 2008-B and Bank of America, N.A. (Filed as Exhibit 4.9 of the Trust’s Current Report on Form 8-K filed on May 23, 2008, and incorporated herein by reference).

Exhibit 4.10:

Confirmation (Class A-4b Notes) to ISDA Master Agreement, dated as of May 22, 2008, between CNH Equipment Trust 2008-B and Bank of America, N.A. (Filed as Exhibit 4.10 of the Trust’s Current Report on Form 8-K filed on May 23, 2008, and incorporated herein by reference).

Exhibit 4.11:

Schedule to the ISDA Master Agreement, dated as of May 14, 2008, between CNH Equipment Trust 2008-B and Bank of America, N.A. (Filed as Exhibit 4.11 of the Trust’s Current Report on Form 8-K filed on May 23, 2008, and incorporated herein by reference).

Exhibit 4.12:

ISDA Credit Support Annex to the Schedule to the ISDA Master Agreement, dated as of May 14, 2008, between Bank of America, N.A. and CNH Equipment Trust 2008-B (Filed as Exhibit 4.12 of the Trust’s Current Report on Form 8-K filed on May 23, 2008, and incorporated herein by reference).

Exhibit 10.1:

Underwriting Agreement, dated as of May 14, 2008, among CNH Capital America LLC, CNH Capital Receivables LLC, Banc of America Securities LLC and BNP Paribas Securities Corp. (Filed as Exhibit 1.1 of the Trust’s Current Report on Form 8-K filed on May 23, 2008, and incorporated herein by reference).

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

Neither we nor NHCC have independently verified the accuracy of BNY’s assertions or the adequacy of its remediation efforts; however, the registrant has been informed by BNY that the above instance of noncompliance by BNY was not in connection with the activities BNY performed relating to the CNH Equipment Trust 2008-B transaction.

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

CNH EQUIPMENT TRUST 2008-B

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

CNH EQUIPMENT TRUST 2008-B

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

Exhibit 4.1:

Indenture, dated as of May 1, 2008, between CNH Equipment Trust 2008-B and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.1 of the Trust’s Current Report on Form 8-K filed on May 23, 2008, and incorporated herein by reference).

Exhibit 4.2:

Trust Agreement, dated as of May 1, 2008, among CNH Capital Receivables LLC and Wilmington Trust Company, as trustee (Filed as Exhibit 4.2 of the Trust’s Current Report on Form 8-K filed on May 23, 2008, and incorporated herein by reference).

Exhibit 4.3:

Sale and Servicing Agreement, dated as of May 1, 2008, among CNH Capital Receivables LLC, New Holland Credit Company, LLC and CNH Equipment Trust 2008-B (Filed as Exhibit 4.3 of the Trust’s Current Report on Form 8-K filed on May 23, 2008, and incorporated herein by reference).

Exhibit 4.4:

Purchase Agreement, dated as of May 1, 2008, between CNH Capital Receivables LLC and CNH Capital America LLC (Filed as Exhibit 4.4 of the Trust’s Current Report on Form 8-K filed on May 23, 2008, and incorporated herein by reference).

Exhibit 4.5:

Administration Agreement, dated as of May 1, 2008, among New Holland Credit Company, LLC, CNH Equipment Trust 2008-B, Wilmington Trust Company and The Bank of New York Trust Company, N.A. (Filed as Exhibit 4.5 of the Trust’s Current Report on Form 8-K filed on May 23, 2008, and incorporated herein by reference).

Exhibit 4.6:

Backup Servicing Agreement, dated as of May 1, 2008, among CNH Capital Receivables LLC, New Holland Credit Company, LLC, CNH Equipment Trust 2008-B and Systems and Services Technologies, Inc. (Filed as Exhibit 4.6 of the

Exhibit Number	Description
Trust’s Current Report on Form 8-K filed on May 23, 2008, and incorporated herein by reference).

Exhibit 4.7:

ISDA Master Agreement, dated as of May 14, 2008, between Bank of America, N.A. and CNH Equipment Trust 2008-B (Filed as Exhibit 4.7 of the Trust’s Current Report on Form 8-K filed on May 23, 2008, and incorporated herein by reference).

Exhibit 4.8:

Confirmation (Class A-2b Notes) to ISDA Master Agreement, dated as of May 22, 2008, between CNH Equipment Trust 2008-B and Bank of America, N.A. (Filed as Exhibit 4.8 of the Trust’s Current Report on Form 8-K filed on May 23, 2008, and incorporated herein by reference).

Exhibit 4.9:

Confirmation (Class A-3b Notes) to ISDA Master Agreement, dated as of May 22, 2008, between CNH Equipment Trust 2008-B and Bank of America, N.A. (Filed as Exhibit 4.9 of the Trust’s Current Report on Form 8-K filed on May 23, 2008, and incorporated herein by reference).

Exhibit 4.10:

Confirmation (Class A-4b Notes) to ISDA Master Agreement, dated as of May 22, 2008, between CNH Equipment Trust 2008-B and Bank of America, N.A. (Filed as Exhibit 4.10 of the Trust’s Current Report on Form 8-K filed on May 23, 2008, and incorporated herein by reference).

Exhibit 4.11:

Schedule to the ISDA Master Agreement, dated as of May 14, 2008, between CNH Equipment Trust 2008-B and Bank of America, N.A. (Filed as Exhibit 4.11 of the Trust’s Current Report on Form 8-K filed on May 23, 2008, and incorporated herein by reference).

Exhibit 4.12:

ISDA Credit Support Annex to the Schedule to the ISDA Master Agreement, dated as of May 14, 2008, between Bank of America, N.A. and CNH Equipment Trust 2008-B (Filed as Exhibit 4.12 of the Trust’s Current Report on Form 8-K filed on May 23, 2008, and incorporated herein by reference).

Exhibit 10.1:

Underwriting Agreement, dated as of May 14, 2008, among CNH Capital America LLC, CNH Capital Receivables LLC, Banc of America Securities LLC and BNP Paribas Securities Corp. (Filed as Exhibit 1.1 of the Trust’s Current Report on Form 8-K filed on May 23, 2008, and incorporated herein by reference).

Exhibit 31.1:	Section 302 Certification.

Exhibit 33.1:	Certification Regarding Compliance with Applicable Servicing Criteria (New Holland Credit Company, LLC).

Exhibit Number	Description
Exhibit 33.2:	Assertion of Compliance with Applicable Servicing Criteria (The Bank of New York Mellon Trust Company, N.A. f/k/a The Bank of New York Trust Company, N.A.).

Exhibit 34.1:	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2:	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1:	Servicing Compliance Statement of New Holland Credit Company, LLC.