Form 10-K
period 2009-12-31
CNH CAPITAL RECEIVABLES LLC; CNH Equipment Trust 2009-A
filed 2010-03-29
CIK 1115252, 1459001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number of issuing entity: 333-130656-08

CNH EQUIPMENT TRUST 2009-A

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-130656

CNH CAPITAL RECEIVABLES LLC

(Exact name of depositor as specified in its charter)

CNH CAPITAL AMERICA LLC

(Exact name of sponsor as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization of the issuing entity)

26-6830284 (CNH Equipment Trust 2009-A)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S- T (§ 23 2.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

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

None.

PART I

CNH Equipment Trust 2009-A (the “Trust”) is a trust established under the laws of the State of Delaware by the Trust Agreement dated March 1, 2009 between CNH Capital Receivables LLC (the “Seller”), and Wilmington Trust Company, as trustee. New Holland Credit Company, LLC, (the “Servicer”), is the Servicer under a Sale and Servicing Agreement (the “Sale and Servicing Agreement”) dated as of March 1, 2009 among the Servicer, the Seller and the Trust. The Trust issued $527,940,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3, A-4 (collectively, the “Class A Notes”) and B (the “Class B Notes” and together with the Class A Notes, the “Notes”), pursuant to an Indenture dated as of March 1, 2009, between the Trust and The Bank of New York Mellon Trust Company, N.A., as indenture trustee. Only the Class A Notes were publicly offered.  The Class B Notes were acquired by CNH Capital America LLC on the closing date (March 31, 2009), and the Seller initially retained ownership of the certificates representing the ownership interest in the Trust (the “Certificates”).

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1.	Business.

Item 1A.	Risk Factors.

Item 2.	Properties.

Item 3.	Legal Proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 1B.	Unresolved Staff Comments. Not Applicable.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6.	Selected Financial Data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Item 9.	Changes in and Disagreements With Accountants on Accounting and

Financial Disclosure.

Item 9A.	Controls and Procedures.

Item 9A(T).	Controls and Procedures.

Item 9B.	Other Information. None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accounting Fees and Services.

PART IV

Item 15.	Exhibits and Financial Statements Schedules.

(a)	(1)	Not applicable.

	(2)	Not applicable.

	(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)                    Exhibits.

Exhibit Number	Description

Exhibit 3.1:	Certificate of Formation of CNH Capital Receivables LLC (Filed as Exhibit 3(a) to registrant’s Form S-3 filed on December 23, 2005, and incorporated herein by reference).

Exhibit 3.2:	Limited Liability Company Agreement of CNH Capital Receivables LLC (Filed as Exhibit 3(b) to registrant’s Form S-3 filed on December 23, 2005, and

Exhibit Number	Description
incorporated herein by reference).

Exhibit 4.1:

Indenture, dated as of March 1, 2009, between CNH Equipment Trust 2009-A and The Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit 4.1 of the Trust’s Current Report on Form 8-K filed on April 3, 2009, and incorporated herein by reference).

Exhibit 4.2:

Trust Agreement, dated as of March 1, 2009, among CNH Capital Receivables LLC and Wilmington Trust Company, as trustee (Filed as Exhibit 4.2 of the Trust’s Current Report on Form 8-K filed on April 3, 2009, and incorporated herein by reference).

Exhibit 4.3:

Sale and Servicing Agreement, dated as of March 1, 2009, among CNH Capital Receivables LLC, New Holland Credit Company, LLC and CNH Equipment Trust 2009-A (Filed as Exhibit 4.3 of the Trust’s Current Report on Form 8-K filed on April 3, 2009, and incorporated herein by reference).

Exhibit 4.4:

Purchase Agreement, dated as of March 1, 2009, between CNH Capital Receivables LLC and CNH Capital America LLC (Filed as Exhibit 4.4 of the Trust’s Current Report on Form 8-K filed on April 3, 2009, and incorporated herein by reference).

Exhibit 4.5:

Administration Agreement, dated as of March 1, 2009, among New Holland Credit Company, LLC, CNH Equipment Trust 2009-A, Wilmington Trust Company and The Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit 4.5 of the Trust’s Current Report on Form 8-K filed on April 3, 2009, and incorporated herein by reference).

Exhibit 4.6:

Backup Servicing Agreement, dated as of March 1, 2009, among CNH Capital Receivables LLC, New Holland Credit Company, LLC, CNH Equipment Trust 2009-A and Systems & Services Technologies, Inc. (Filed as Exhibit 4.6 of the Trust’s Current Report on Form 8-K filed on April 3, 2009, and incorporated herein by reference).

Exhibit 10.1:

Underwriting Agreement, dated as of March 26, 2009, among CNH Capital America LLC, CNH Capital Receivables LLC, Barclays Capital Inc. and Greenwich Capital Markets, Inc. (Filed as Exhibit 1.1 of the Trust’s Current Report on Form 8-K filed on April 3, 2009, and incorporated herein by reference).

Exhibit 31.1:	Section 302 Certification.

Exhibit 33.1:	Certification Regarding Compliance with Applicable Servicing Criteria (New Holland Credit Company, LLC).

Exhibit Number	Description

Exhibit 33.2:	Assertion of Compliance with Applicable Servicing Criteria (The Bank of New York Mellon Trust Company, N.A.).

Exhibit 34.1:	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2:	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1:	Servicing Compliance Statement of New Holland Credit Company, LLC.

(c)                     Not applicable.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of New Holland Credit Company, LLC (“NHCC”) and The Bank of New York Mellon Trust Company, N.A. (“BNY”) (each, a “Servicing Participant”) have been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Trust. Each of the Servicing Participants has completed a report on assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”). The Report on Assessment provided by NHCC and the Report on Assessment provided by BNY are dated as of March 26, 2010 and February 25, 2010, respectively, and for a period consisting of the twelve months ended December 31, 2009. Each Report on Assessment is attached as an exhibit to this Form 10-K.

In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by an independent registered public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

Except as set forth in the following paragraph, none of the Reports on Assessment or the related Attestation Reports have identified (i) any material instances of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant or (ii) any material deficiency in the related Servicing Participant’s policies and procedures to monitor vendor compliance.

The BNY Report on Assessment and related Attestation Report each identify the following material instance of noncompliance by BNY with the servicing criteria applicable to BNY identified in the BNY Report on Assessment:

With respect to Regulation AB Item 1122(d)(2)(i), which contemplates that payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days of receipt, or such other number of days specified in the transaction agreements, the registrant and NHCC were informed by BNY that:

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

Neither we nor NHCC have independently verified the accuracy of BNY’s assertions or the adequacy of its remediation efforts.

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

March 29, 2010

CNH EQUIPMENT TRUST 2009-A

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

CNH EQUIPMENT TRUST 2009-A

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

Exhibit 4.1:

Indenture, dated as of March 1, 2009, between CNH Equipment Trust 2009-A and The Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit 4.1 of the Trust’s Current Report on Form 8-K filed on April 3, 2009, and incorporated herein by reference).

Exhibit 4.2:

Trust Agreement, dated as of March 1, 2009, among CNH Capital Receivables LLC and Wilmington Trust Company, as trustee (Filed as Exhibit 4.2 of the Trust’s Current Report on Form 8-K filed on April 3, 2009, and incorporated herein by reference).

Exhibit 4.3:

Sale and Servicing Agreement, dated as of March 1, 2009, among CNH Capital Receivables LLC, New Holland Credit Company, LLC and CNH Equipment Trust 2009-A (Filed as Exhibit 4.3 of the Trust’s Current Report on Form 8-K filed on April 3, 2009, and incorporated herein by reference).

Exhibit 4.4:

Purchase Agreement, dated as of March 1, 2009, between CNH Capital Receivables LLC and CNH Capital America LLC (Filed as Exhibit 4.4 of the Trust’s Current Report on Form 8-K filed on April 3, 2009, and incorporated herein by reference).

Exhibit 4.5:

Administration Agreement, dated as of March 1, 2009, among New Holland Credit Company, LLC, CNH Equipment Trust 2009-A, Wilmington Trust Company and The Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit 4.5 of the Trust’s Current Report on Form 8-K filed on April 3, 2009, and incorporated herein by reference).

Exhibit 4.6:

Backup Servicing Agreement, dated as of March 1, 2009, among CNH Capital Receivables LLC, New Holland Credit Company, LLC, CNH Equipment Trust 2009-A and Systems & Services Technologies, Inc. (Filed as Exhibit 4.6 of the

Exhibit Number	Description
Trust’s Current Report on Form 8-K filed on April 3, 2009, and incorporated herein by reference).

Exhibit 10.1:

Underwriting Agreement, dated as of March 26, 2009, among CNH Capital America LLC, CNH Capital Receivables LLC, Barclays Capital Inc. and Greenwich Capital Markets, Inc.. (Filed as Exhibit 1.1 of the Trust’s Current Report on Form 8-K filed on April 3, 2009, and incorporated herein by reference).

Exhibit 31.1:	Section 302 Certification.

Exhibit 33.1:	Certification Regarding Compliance with Applicable Servicing Criteria (New Holland Credit Company, LLC).

Exhibit 33.2:	Assertion of Compliance with Applicable Servicing Criteria (The Bank of New York Mellon Trust Company, N.A.).

Exhibit 34.1:	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2:	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1:	Servicing Compliance Statement of New Holland Credit Company, LLC.