Form 10-K
period 2009-12-31
CNH CAPITAL RECEIVABLES LLC; CNH Equipment Trust 2009-C
filed 2010-03-29
CIK 1115252, 1475606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number of issuing entity: 333-157418-02

CNH EQUIPMENT TRUST 2009-C

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-157418

CNH CAPITAL RECEIVABLES LLC

(Exact name of depositor as specified in its charter)

CNH CAPITAL AMERICA LLC

(Exact name of sponsor as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization of the issuing entity)

27-6283266 (CNH Equipment Trust 2009-C)

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

None.

PART I

CNH Equipment Trust 2009-C (the “Trust”) is a trust established under the laws of the State of Delaware by the Trust Agreement dated October 1, 2009 between CNH Capital Receivables LLC (the “Seller”), and Wilmington Trust Company, as trustee. New Holland Credit Company, LLC, (the “Servicer”), is the Servicer under a Sale and Servicing Agreement (the “Sale and Servicing Agreement”) dated as of October 1, 2009 among the Servicer, the Seller and the Trust. The Trust issued $824,821,000 in aggregate principal amount of registered asset-backed notes, Classes A-1, A-2, A-3, A-4 (collectively, the “Class A Notes”) and B (the “Class B Notes” and together with the Class A Notes, the “Notes”), pursuant to an Indenture dated as of October 1, 2009, between the Trust and The Bank of New York Mellon Trust Company, N.A., as indenture trustee.  The Seller initially retained ownership of the certificates representing the ownership interest in the Trust (the “Certificates”).

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

Item 10.                                                    Directors, Executive Officers and Corporate Governance.

Item 11.                                                    Executive Compensation.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.                                                    Certain Relationships and Related Transactions, and Director Independence.

Item 14.                                                    Principal Accounting Fees and Services.

PART IV

Item 15.                                                    Exhibits and Financial Statements Schedules.

(a)                                                                                  (1)                                  Not applicable.

(2)                                  Not applicable.

(3)                                  The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)                                 Exhibits.

Exhibit Number	Description

Exhibit 3.1:	Certificate of Formation of CNH Capital Receivables LLC (Filed as Exhibit 3(a) to registrant’s Form S-3 filed on February 19, 2009, and incorporated herein by reference).

Exhibit 3.2:	Limited Liability Company Agreement of CNH Capital Receivables LLC (Filed as Exhibit 3(b) to registrant’s Form S-3 filed on February 19, 2009, and incorporated herein by reference).

Exhibit Number	Description

Exhibit 4.1:

Indenture, dated as of October 1, 2009, between CNH Equipment Trust 2009-C and The Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit 4.1 of the Trust’s Current Report on Form 8-K filed on November 13, 2009, and incorporated herein by reference).

Exhibit 4.2:

Trust Agreement, dated as of October 1, 2009, among CNH Capital Receivables LLC and Wilmington Trust Company, as trustee (Filed as Exhibit 4.2 of the Trust’s Current Report on Form 8-K filed on November 13, 2009, and incorporated herein by reference).

Exhibit 4.3:

Sale and Servicing Agreement, dated as of October 1, 2009, among CNH Capital Receivables LLC, New Holland Credit Company, LLC and CNH Equipment Trust 2009-C (Filed as Exhibit 4.3 of the Trust’s Current Report on Form 8-K filed on November 13, 2009, and incorporated herein by reference).

Exhibit 4.4:

Purchase Agreement, dated as of October 1, 2009, between CNH Capital Receivables LLC and CNH Capital America LLC (Filed as Exhibit 4.4 of the Trust’s Current Report on Form 8-K filed on November 13, 2009, and incorporated herein by reference).

Exhibit 4.5:

Administration Agreement, dated as of October 1, 2009, among New Holland Credit Company, LLC, CNH Equipment Trust 2009-C, Wilmington Trust Company and The Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit 4.5 of the Trust’s Current Report on Form 8-K filed on November 13, 2009, and incorporated herein by reference).

Exhibit 4.6:

Backup Servicing Agreement, dated as of October 1, 2009, among CNH Capital Receivables LLC, New Holland Credit Company, LLC, CNH Equipment Trust 2009-C and Systems & Services Technologies, Inc. (Filed as Exhibit 4.6 of the Trust’s Current Report on Form 8-K filed on November 13, 2009, and incorporated herein by reference).

Exhibit 10.1:

Underwriting Agreement, dated as of November 3, 2009, among CNH Capital America LLC, CNH Capital Receivables LLC, Banc of America Securities LLC and BNP Paribas Securities Corp. (Filed as Exhibit 1.1 of the Trust’s Current Report on Form 8-K filed on November 13, 2009, and incorporated herein by reference).

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

CNH EQUIPMENT TRUST 2009-C

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

CNH EQUIPMENT TRUST 2009-C

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

Exhibit 4.1:

Indenture, dated as of October 1, 2009, between CNH Equipment Trust 2009-C and The Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit 4.1 of the Trust’s Current Report on Form 8-K filed on November 13, 2009, and incorporated herein by reference).

Exhibit 4.2:

Trust Agreement, dated as of October 1, 2009, among CNH Capital Receivables LLC and Wilmington Trust Company, as trustee (Filed as Exhibit 4.2 of the Trust’s Current Report on Form 8-K filed on November 13, 2009, and incorporated herein by reference).

Exhibit 4.3:

Sale and Servicing Agreement, dated as of October 1, 2009, among CNH Capital Receivables LLC, New Holland Credit Company, LLC and CNH Equipment Trust 2009-C (Filed as Exhibit 4.3 of the Trust’s Current Report on Form 8-K filed on November 13, 2009, and incorporated herein by reference).

Exhibit 4.4:

Purchase Agreement, dated as of October 1, 2009, between CNH Capital Receivables LLC and CNH Capital America LLC (Filed as Exhibit 4.4 of the Trust’s Current Report on Form 8-K filed on November 13, 2009, and incorporated herein by reference).

Exhibit 4.5:

Administration Agreement, dated as of October 1, 2009, among New Holland Credit Company, LLC, CNH Equipment Trust 2009-C, Wilmington Trust Company and The Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit 4.5 of the Trust’s Current Report on Form 8-K filed on November 13, 2009, and incorporated herein by reference).

Exhibit 4.6:

Backup Servicing Agreement, dated as of October 1, 2009, among CNH Capital Receivables LLC, New Holland Credit Company, LLC, CNH Equipment Trust 2009-C and Systems & Services Technologies, Inc. (Filed as Exhibit 4.6 of the

Exhibit Number	Description
Trust’s Current Report on Form 8-K filed on November 13, 2009, and incorporated herein by reference).

Exhibit 10.1:

Underwriting Agreement, dated as of November 3, 2009, among CNH Capital America LLC, CNH Capital Receivables LLC, Banc of America Securities LLC and BNP Paribas Securities Corp. (Filed as Exhibit 1.1 of the Trust’s Current Report on Form 8-K filed on November 13, 2009, and incorporated herein by reference).

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