Form 10-K
period 2010-12-31
CNH CAPITAL RECEIVABLES LLC; CNH EQUIPMENT TRUST 2010-B
filed 2011-03-29
CIK 1115252, 1497693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number of issuing entity: 333-157418-04

CNH EQUIPMENT TRUST 2010-B

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-157418

CNH CAPITAL RECEIVABLES LLC

(Exact name of depositor as specified in its charter)

CNH CAPITAL AMERICA LLC

(Exact name of sponsor as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization of the issuing entity)

27-6731151 (CNH Equipment Trust 2010-B)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).:Yes ☐  No ☒

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

None.

PART I

CNH Equipment Trust 2010-B (the “Trust”) is a trust established under the laws of the State of Delaware by the Trust Agreement dated July 1, 2010 between CNH Capital Receivables LLC (the “Seller”), and Wilmington Trust Company, as trustee. New Holland Credit Company, LLC, (the “Servicer”), is the Servicer under a Sale and Servicing Agreement (the “Sale and Servicing Agreement”) dated as of July 1, 2010 among the Servicer, the Seller and the Trust. The Trust issued $753,451,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3, A-4 (collectively, the “Class A Notes”) and B (the “Class B Notes” and together with the Class A Notes, the “Notes”), pursuant to an Indenture dated as of July 1, 2010, between the Trust and The Bank of New York Mellon Trust Company, N.A., as indenture trustee. The Class A Notes and the Class B Notes were publicly offered.  The Seller initially retained ownership of the certificates representing the ownership interest in the Trust (the “Certificates”).

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
Exhibit 4.1:

Indenture, dated as of July 1, 2010, between CNH Equipment Trust 2010-B and The Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit 4.1 of the Trust’s Current Report on Form 8-K filed on August 17, 2010, and incorporated herein by reference).

Exhibit 4.2:

Trust Agreement, dated as of July 1, 2010, among CNH Capital Receivables LLC and Wilmington Trust Company, as trustee (Filed as Exhibit 4.2 of the Trust’s Current Report on Form 8-K filed on August 17, 2010, and incorporated herein by reference).

Exhibit 4.3:

Sale and Servicing Agreement, dated as of July 1, 2010, among CNH Capital Receivables LLC, New Holland Credit Company, LLC and CNH Equipment Trust 2010-B (Filed as Exhibit 4.3 of the Trust’s Current Report on Form 8-K filed on August 17, 2010, and incorporated herein by reference).

Exhibit 4.4:

Purchase Agreement, dated as of July 1, 2010, between CNH Capital Receivables LLC and CNH Capital America LLC (Filed as Exhibit 4.4 of the Trust’s Current Report on Form 8-K filed on August 17, 2010, and incorporated herein by reference).

Exhibit 4.5:

Administration Agreement, dated as of July 1, 2010, among New Holland Credit Company, LLC, CNH Equipment Trust 2010-B, Wilmington Trust Company and The Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit 4.5 of the Trust’s Current Report on Form 8-K filed on August 17, 2010, and incorporated herein by reference).

Exhibit 4.6:

Backup Servicing Agreement, dated as of July 1, 2010, among CNH Capital Receivables LLC, New Holland Credit Company, LLC, CNH Equipment Trust 2010-B and Systems & Services Technologies, Inc. (Filed as Exhibit 4.6 of the Trust’s Current Report on Form 8-K filed on August 17, 2010, and incorporated herein by reference).

Exhibit 10.1:

Underwriting Agreement, dated as of August 4, 2010, among CNH Capital America LLC, CNH Capital Receivables LLC, Barclays Capital Inc. and BNP Paribas Securities Corp., as representatives of the underwriters (Filed as Exhibit 1.1 of the Trust’s Current Report on Form 8-K filed on August 17, 2010, and incorporated herein by reference).

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

CNH EQUIPMENT TRUST 2010-B

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

CNH EQUIPMENT TRUST 2010-B

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

Exhibit 4.1:

Indenture, dated as of July 1, 2010, between CNH Equipment Trust 2010-B and The Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit 4.1 of the Trust’s Current Report on Form 8-K filed on August 17, 2010, and incorporated herein by reference).

Exhibit 4.2:

Trust Agreement, dated as of July 1, 2010, among CNH Capital Receivables LLC and Wilmington Trust Company, as trustee (Filed as Exhibit 4.2 of the Trust’s Current Report on Form 8-K filed on August 17, 2010, and incorporated herein by reference).

Exhibit 4.3:

Sale and Servicing Agreement, dated as of July 1, 2010, among CNH Capital Receivables LLC, New Holland Credit Company, LLC and CNH Equipment Trust 2010-B (Filed as Exhibit 4.3 of the Trust’s Current Report on Form 8-K filed on August 17, 2010, and incorporated herein by reference).

Exhibit 4.4:

Purchase Agreement, dated as of July 1, 2010, between CNH Capital Receivables LLC and CNH Capital America LLC (Filed as Exhibit 4.4 of the Trust’s Current Report on Form 8-K filed on August 17, 2010, and incorporated herein by reference).

Exhibit 4.5:

Administration Agreement, dated as of July 1, 2010, among New Holland Credit Company, LLC, CNH Equipment Trust 2010-B, Wilmington Trust Company and The Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit 4.5 of the Trust’s Current Report on Form 8-K filed on August 17, 2010, and incorporated herein by reference).

Exhibit 4.6:

Backup Servicing Agreement, dated as of July 1, 2010, among CNH Capital Receivables LLC, New Holland Credit Company, LLC, CNH Equipment Trust 2010-B and Systems & Services Technologies, Inc. (Filed as Exhibit 4.6 of the Trust’s Current Report on Form 8-K filed on August 17, 2010, and incorporated herein by reference).

Exhibit Number	Description
Exhibit 10.1:

Underwriting Agreement, dated as of August 4, 2010, among CNH Capital America LLC, CNH Capital Receivables LLC, Barclays Capital Inc. and BNP Paribas Securities Corp., as representatives of the underwriters (Filed as Exhibit 1.1 of the Trust’s Current Report on Form 8-K filed on August 17, 2010, and incorporated herein by reference).

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